Form 10-Q
period 1998-03-31
NATCOM BANCSHARES INC
filed 1998-05-15
CIK 1056669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    Form 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                          Commission file number 0-3041

                             NATCOM Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Wisconsin                                              39-192-1969
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   1127 Tower Avenue
  Superior, Wisconsin                                               54880
 ---------------------                                            ----------
 (Address of principal                                            (Zip Code)
   executive office)


                                 (715) 394-5531
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO.

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,000 shares of the Company's Common Stock ($0.01 par value) were outstanding.

                             NATCOM BANCSHARES, INC.

                                TABLE OF CONTENTS


  ------------------------------------------------------------------------------

  PART I       FINANCIAL INFORMATION

  Item 1.      Financial Statements:
               Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997
               Consolidated Statements of Income
                    Three Months Ended March 31, 1998
               Consolidated Statement of Stockholders' Equity
                    Three Months Ended March 31, 1998 and 1997
               Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1998 and 1997
               Notes to Consolidated Financial Statements

  Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

  ------------------------------------------------------------------------------

  PART II      OTHER INFORMATION

  Item 5.      Other Matters

  Item 6.      Exhibits and Reports on Form 8-K

  ------------------------------------------------------------------------------
  SIGNATURE
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Financial Data Schedule Worksheet
  ------------------------------------------------------------------------------

--------------------------------------------------------------------------------

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

--------------------------------------------------------------------------------

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS ( in 000's of dollars)
(Unaudited)

                                                                     March 31,  December 31,
                                                                       1998        1997
--------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .........................................   $  8,969   $  7,816
Federal funds sold ................................................      8,952      7,720
Available-for-sale securities .....................................     48,652     49,325
Loans held for sale ...............................................        658        325
Loans, less allowance for loan losses of  1998 $1,479 ; 1997 $1,493    112,538    109,989
Premises and equipment, net .......................................      1,778      1,786
Other real estate and personal property owned .....................      1,112        971
Accrued interest receivable and other assets ......................      2,175      1,863
                                                                      -------------------
                                                                      $184,834   $179,795
                                                                      ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest-bearing ......................................   $ 24,247   $ 22,981
         Interest-bearing .........................................    118,318    112,722
                                                                      -------------------
            Total deposits ........................................    142,565    135,703

     Short-term borrowings ........................................     17,506     19,913
     Accrued interest payable and other liabilities ...............      1,564      1,231
                                                                      -------------------
            Total liabilities .....................................    161,635    156,847
                                                                      -------------------

Commitments, Contingencies, and Credit Risk

Stockholders' Equity
     Common stock, $0.01 par value; 72,000 shares
         authorized and issued ....................................          1          1
     Additional paid-in capital ...................................      3,799      3,799
     Retained earnings ............................................     18,889     18,631
     Accumulated other comprehensive income, unrealized gain on
       available-for-sale securities, net .........................        510        517
                                                                      -------------------
            Total stockholders' equity ............................     23,199     22,948
                                                                      -------------------
                                                                      $184,834   $179,795
                                                                      ===================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME  (in 000's of dollars)
(Unaudited)

                                         Three Months
                                        Ended March 31,
                                      -------------------
                                       1998        1997
---------------------------------------------------------
Interest Income
     Loans ........................   $  2,605   $  2,516
     Securities ...................        701        800
     Federal funds sold and other .        165         40
                                      -------------------
                                         3,471      3,356
                                      -------------------

Interest Expense
     Deposits .....................      1,213      1,202
     Short-term borrowings ........        240        165
                                      -------------------
                                         1,453      1,367
                                      -------------------
                                         2,018      1,989

Provision for Loan Losses .........         15         --
                                      -------------------
                                         2,003      1,989
                                      -------------------

Other Income
     Service charges and other fees        170        159
     Securities gains (losses), net         --         (3)
     Other income .................         50         32
                                      -------------------
                                           220        188
                                      -------------------

Other Expenses
     Salaries and employee benefits        650        572
     Occupancy expenses ...........        129        136
     Other expenses ...............        356        316
                                      -------------------
                                         1,135      1,024
                                      -------------------

                                         1,088      1,153

Income Tax Expense ................        326        309
                                      -------------------
                                      $    726   $    844
                                      ===================

Weighted Average Shares Outstanding     72,000     72,000
                                      ===================

Earnings Per Common Share .........   $  10.58   $  11.72
                                      ===================

Dividends per common share ........   $   7.00   $   7.00
                                      ===================

Comprehensive income ..............   $    755   $    739
                                      ===================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in 000's of dollars) Three Months Ended March 31, 1998
(Unaudited)

                                                                   Unrealized
                                                                   Gain (Loss)
                                            Additional            on Available
                                    Common    Paid-in   Retained    For-Sale
                                     Stock    Capital   Earnings   Securities     Total
----------------------------------------------------------------------------------------
Balance, December 31, 1997 ......   $    1   $  3,799   $ 18,631   $     517    $ 22,948

Net income ......................       --         --        762          --         762

Net change in unrealized gain
     (loss) on available-for-sale
     securities, net ............       --         --         --          (7)         (7)

Cash dividends paid .............       --         --       (504)         --        (504)
                                    ----------------------------------------------------
Balance, March 31, 1998 .........   $    1   $  3,799   $ 18,889         510    $ 23,199
                                    ====================================================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  (in 000's of dollars)
(Unaudited)

                                                                             Three Months
                                                                            Ended March 31,
                                                                         --------------------
                                                                           1998         1997
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income ......................................................   $    762    $    844
     Adjustments to reconcile net income to cash
         provided by operating activities:
         Net amortization and accretion of bond premiums and discounts          8          --
         Securities losses ...........................................         --           3
         Provision for loan losses ...................................         15          --
         Net increase in loans held for sale .........................       (333)         --
         Depreciation ................................................         59          69
         Deferred income taxes .......................................         --          29
         Other .......................................................         21        (109)
                                                                        ---------------------
                Net cash provided by operating activities ............        532         836
                                                                        ---------------------

Cash Flows from Investing Activities
     Cash flows from available-for-sale securites:
         Sales .......................................................      3,354       6,683
         Maturities ..................................................      7,353       1,000
         Purchases ...................................................    (10,049)     (2,997)
     Net (increase) decrease in federal funds sold ...................     (1,233)      4,150
     Net increase in loans ...........................................     (2,705)     (4,451)
     Purchases of bank premises and equipment ........................        (53)         (4)
                                                                        ---------------------
                Net cash provided by (used in) investing activities ..     (3,333)      4,381
                                                                        ---------------------

Cash Flows from Financing Activities
     Net increase (decrease) in deposits .............................      6,865      (9,546)
     Net proceeds from (repayments of) short-term borrowings .........     (2,407)      4,090
     Cash dividends paid .............................................       (504)       (504)
                                                                        ---------------------
                Net cash provided by (used in) financing activities ..      3,954      (5,960)
                                                                        ---------------------

                Increase (decrease) in cash and cash equivalents .....      1,153        (743)

Cash and cash equivalents:
     Beginning .......................................................      7,816       9,294
                                                                         --------------------
     Ending ..........................................................   $  8,969    $  8,551
                                                                         ====================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

--------------------------------------------------------------------------------



Note 1.  Summary of Significant Accounting Policies

NATCOM Bancshares, Inc. (the Company) was incorporated under the laws of the state of Wisconsin on January 23, 1998 for the purpose of becoming the bank holding company of National Bank of Commerce in Superior (the Bank) in connection with a reorganization whereby (i) the Bank became a wholly-owned subsidiary of the Company and (ii) shareholders of the Bank became shareholders of the Company. The Company and Bank have received regulatory approval from the Office of the Comptroller of the Currency and the Federal Reserve Bank for the reorganization. The reorganization was consummated on May 11, 1998.

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly-owned subsidiary, NATCOM Investment Corporation. The reorganization has been accounted for similar to a pooling of interests for companies under common control. Accordingly, the historical financial statements have been retroactively restated to give effect to the reorganization as of the beginning of the earliest period presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

A summary of the Company's significant accounting policies is presented on page F-7 (not shown) of its Registration Statement on Form S-4 (No. 333-47579). Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in Registration Statement on Form S-4 (No. 333-47579) when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1998.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of NATCOM Bancshares, Inc.

 Note 2.  Earnings Per Share

Earnings per share are based on weighted number of shares of common stock outstanding during each period. The number of shares used in the calculation of earnings per share was 72,000 in 1998 and 1997.


Note 3.  Regulatory Capital Requirements

At March 31, 1998, the Company meet each of three current minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at March 31, 1998:

                                                          Actual      Required
                                                          --------------------

Total capital (to risk weighted assets) ...............    18.6%        8.0%
Tier I capital (to risk weighted assets) ..............    17.4%        4.0%
Tier I capital (to average assets) ....................    12.2%        4.0%

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND OPERATIONS
Item 2


General: The Company's net earnings are dependent primarily on its net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between the yield earned on interest earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. The Company's interest rate spread is also affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company's net earnings are also affected by the generation of noninterest income, which primarily consists of fees and service charges. In addition, net earnings are affect by the level of operating expenses and provisions for loan losses.

The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition, regulatory policies, and the monetary and fiscal policies of the U.S. Government and government agencies. Lending activities are influenced by the demand for, and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the Bank.

Financial Condition: Total assets increased by $5.04 million, or 2.80%, from $179.80 million at December 31, 1997, to $184.83 million at March 31, 1998. The increase was primarily due to an increase in net loans receivable, cash and cash equivalents, and federal funds sold, partially offset by a decrease in the available-for-sale securities portfolio of the Bank. Cash and cash equivalents totaled $8.97 million at March 31, 1998, an increase of $1.15 million or 14.75% from December 31, 1997. Federal funds sold increased $1.23 million or 15.96% from $7.72 million at December 31, 1997 to $8.95 million at March 31, 1998. The available-for-sale securities portfolio decreased $673,000 or 1.36% from $49.33 million at December 31, 1997 to $48.65 million at March 31, 1998. Net loans receivable increased $2.55 million or 2.32%, from $109.99 million at December 31, 1997 to $112.54 million at March 31, 1998. This increase was due primarily to an increase in residential real estate lending activity.

Deposits increased by $6.87 million, or 5.06%, from $135.70 million at December 31, 1997, to 142.57 million at March 31, 1998.

Borrowings decreased $2.41 million, or 12.09%, from 19.91 million at December 31, 1997, to 17.51 million at March 31, 1998.

Stockholders' equity increased during the three months ended March 31, 1998 by $251,000 or 1.09%, from $22.95 million at December 31, 1997, to $23.20 million at March 31, 1998. The increase was primarily a result of net earnings of $762,000, partially offset by a $504,000 dividend paid on common stock.

Net Earnings: Net earnings for the three months ended March 31, 1998, decreased $82,000 or 9.72% from the three months ended March 31, 1997, from $844,000 to $762,000 respectively. This decrease was primarily the result of an increase in noninterest expense and the provision for loan losses, partially offset by an increase in net interest income and noninterest income during the period.

Net Interest Income: Net interest income increased by $29,000 or 1.46% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The Company increased its average interest earning assets by $8.56 million or 5.15%, due primarily to the increase in leveraged borrowings, while the net interest margin decreased from 4.86% for the three months ended March 31, 1997 to 4.68% for the three months ended March 31, 1998.

Interest Income: Interest income increased by $115,000 or 3.43% from $3.36 million for the three months ended March 31, 1997 to $3.47 million for the three months ended March 31, 1998. The increase in interest income is primarily a result of a $8.56 million increase in average interest earning assets, partially offset by a 13 basis point decrease in the average yield on interest earning assets between periods.

Interest Expense: Interest expense increased by $86,000 or 6.29% from $1.37 million for the three months ended March 31, 1997 to $1.45 million for the three months ended March 31, 1998. The increase in interest expense is primarily a result of a $5.77 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.20% for the three months ended March 31, 1997 to 4.28% for the three months ended March 31, 1998.

Provision for Loan Losses: The Bank's provision for loan losses increased $15,000 for the three months ended March 31, 1998 over the three months ended March 31, 1997. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Noninterest Income: Total noninterest income increased by $32,000 or 17.02% from $188,000 for the three months ended March 31, 1997 to $220,000 for the three months ended March 31, 1998. This increase was primarily due to an $11,000 increase in fees and service charges, a $3,000 decrease in net losses on the sale of securities, and an $18,000 increase in other non interest income.

Noninterest Expense: Total noninterest expensed increased by $111,000 or 10.84% from $1,02 million for the three months ended March 31, 1997 to $1.14 million for the three months ended March 31, 1998. This increase was primarily for the following reasons: (i) a $78,000 increase in compensation and employee benefits, due to a change in the timing of recognizing incentive compensation in fiscal 1998 compared to fiscal 1997, (ii) a $7,000 decrease in occupancy expense and
(iii) a $40,000 increase in various other noninterest expense categories.

Income Tax Expense: Income tax expense increased by $17,000 or 5.50 from $309,000 for the three months ended March 31, 1997 to $325,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources: The Company's primary source of funds for operations are deposits from its market area; principal and interest payments on loans, securities available for sale and federal funds sold; proceeds from the sale or maturation of securities and loans; advances from the FHLB of Chicago, and retail repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activities of the Company are the origination of commercial, residential mortgage and consumer loans and the purchase of securities. During the three months ended March 31, 1998 the Company's loan originations totaled $11.22 million. The Company purchased investment securities during the three months ended March 31, 1998 of $10.05 million.

The primary financing activity of the Company is the attraction of deposits and secured borrowings. During the three months ended March 31, 1998, the Bank experienced a net increase in deposits of $6.87 million.

The Company has utilized retail repurchase agreements as a source of funding. At March 31, 1998, repurchase agreements totaled $14.51 million compared to $16.40 million at December 31, 1997.

The Company has the ability to borrow additional funds from the FHLB of Chicago by pledging additional mortgage loans. At March 31, 1998 the Company had an undrawn borrowing capacity with the FHLB for $22.47 million. At March 31, 1998 the Company had borrowings outstanding from the FHLB of Chicago for $2.0 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio, federal funds borrowing from nonaffiliated financial institutions, and a $1.0 million note option with the U.S. Treasury.

The Company's most liquid assets are cash and cash equivalents and federal funds sold which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $8.97 million and federal funds sold totaled $8.95 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1998 the Company had commitments to extend credit of $32.97 million. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1998 totaled $42.03 million. Management believes that a significant portion of such deposits will remain with the Company.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

OTHER INFORMATION
Item 5


At a Special Meeting of the shareholders of National Bank of Commerce in Superior ("Bank") held on May 11, 1998, the shareholders approved the Agreement and Plan of Merger dated as of January 27, 1998 ("Merger Agreement") by and among NATCOM Bancshares, Inc. ("Holding Company"), the Bank and National Interim Bank of Commerce in Superior whereby (i) National Bank of Commerce in Superior, as the national bank resulting from the merger under the Merger Agreement, will become a wholly-owned subsidiary of the Holding Company and (ii) shareholders of the Bank will become shareholders of the Holding Company. Of the 72,000 outstanding shares of common stock of the Bank (which is the only capital stock of the Bank), 60,773 shares were voted in favor of, 664 shares were voted against, and 680 shares abstained from voting on, the Merger. There were no broker non-votes. Management of the Holding Company anticipates that the Merger will become effective on or before May 31, 1998.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K
Item 6


(a)      Exhibits

         (27)     Financial Data Schedule for the period ended March 31, 1998

(b)      Reports on Form 8-K

         None.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCOM Bancshares, Inc.


/S/ DANIEL N. WALLIN
-------------------------------
Daniel N. Wallin
President

Dated this 15th day of May 1998.