Form 10-Q
period 1998-06-30
NATCOM BANCSHARES INC
filed 1998-08-14
CIK 1056669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________ to ________

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


                                 (715) 394-5531
               --------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO.

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,532 shares of the Company's Common Stock ($0.01 par value) were outstanding.

                             NATCOM BANCSHARES, INC.

                                TABLE OF CONTENTS


  PART I       FINANCIAL INFORMATION

  Item 1.      Financial Statements:
               Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997
               Consolidated Statements of Income
                    Three Months Ended June 30, 1998 and 1997
               Consolidated Statements of Income
                    Six Months Ended June 30, 1998 and 1997
               Consolidated Statement of Stockholders' Equity
                    Six Months Ended June 30, 1998
               Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1998 and 1997
               Notes to Consolidated Financial Statements

  Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations



  PART II      OTHER INFORMATION

  Item 5.      Other Matters

  Item 6.      Exhibits and Reports on Form 8-K


  SIGNATURE

  Financial Data Schedule Worksheet

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (in 000's of dollars)
(Unaudited)

                                                                      June 30, December 31,
                                                                        1998        1997
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .........................................   $ 10,040   $  7,816
Federal funds sold ................................................      6,536      7,720
Available-for-sale securities .....................................     50,296     49,325
Loans held for sale ...............................................        135        325
Loans, less allowance for loan losses of  1998 $1,484 ; 1997 $1,493    116,535    109,989
Premises and equipment, net .......................................      1,767      1,786
Other real estate and personal property owned .....................      1,016        971
Accrued interest receivable and other assets ......................      2,101      1,863
                                                                      -------------------
                                                                      $188,426   $179,795
                                                                      ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest-bearing ......................................   $ 26,246   $ 22,981
         Interest-bearing .........................................    117,998    112,722
                                                                      -------------------
            Total deposits ........................................    144,244    135,703

     Short-term borrowings ........................................     19,563     19,913
     Accrued interest payable and other liabilities ...............      1,342      1,231
                                                                      -------------------
            Total liabilities .....................................    165,149    156,847
                                                                      -------------------

Commitments, Contingencies, and Credit Risk

Stockholders' Equity
     Common stock, $0.01 par value; 1,000,000 shares authorized;
         issued 1998 71,532 shares, 1997 72,000 shares ............          1          1
     Additional paid-in capital ...................................      3,774      3,799
     Retained earnings ............................................     18,948     18,631
     Accumulated other comprehensive income, unrealized gain on
         available-for-sale securities, net .......................        554        517
                                                                      -------------------
            Total stockholders' equity ............................     23,277     22,948
                                                                      -------------------
                                                                      $188,426   $179,795
                                                                      ===================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (in 000's of dollars)
(Unaudited)

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                         ---------------------------      -------------------------
                                                              1998           1997            1998             1997
--------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans ........................................        $  2,717        $  2,614        $  5,322        $  5,130
     Securities ...................................             684             753           1,385           1,553
     Federal funds sold and other .................              74               2             239              42
                                                           --------------------------------------------------------
                                                              3,475           3,369           6,946           6,725
                                                           ---------------------------------------------------------

Interest Expense
     Deposits .....................................           1,240           1,206           2,453           2,408
     Short-term borrowings ........................             219             154             459             319
                                                           --------------------------------------------------------
                                                              1,459           1,360           2,912           2,727
                                                           --------------------------------------------------------
         Net interest income ......................           2,016           2,009           4,034           3,998

Provision for Loan Losses .........................              15               0              30               0
                                                           --------------------------------------------------------
         Net interest income after
            provision for loan losses .............           2,001           2,009           4,004           3,998
                                                           --------------------------------------------------------

Other Income
     Service charges and other fees ...............             181             110             351             269
     Securities losses, net .......................               0               0               0              (3)
     Other income .................................              47              24              97              56
                                                           --------------------------------------------------------
                                                                228             134             448             322
                                                           --------------------------------------------------------

Other Expenses
     Salaries and employee benefits ...............             650             728           1,300           1,300
     Occupancy expenses ...........................             129             131             258             267
     Other expenses ...............................             399             273             755             589
                                                           --------------------------------------------------------
                                                              1,178           1,132           2,313           2,156
                                                           --------------------------------------------------------

         Income before income taxes ...............           1,051           1,011           2,139           2,164

Income Tax Expense ................................             312             316             638             625
                                                           --------------------------------------------------------
         Net income ...............................        $    739        $    695        $  1,501        $  1,539
                                                           ========================================================

Weighted average shares
     outstanding ..................................          71,743          72,000          71,871          72,000
                                                           ========================================================

Earnings per common share .........................        $  10.30        $   9.65        $  20.88        $  21.38
                                                           ========================================================

Dividends per common share ........................        $   7.00        $   7.00        $  14.00        $  14.00
                                                           ========================================================

Comprehensive income ..............................        $    783        $    870        $  1,538        $  1,609
                                                           ========================================================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in 000's of dollars) Six Months Ended June 30, 1998
(Unaudited)

                                                                                               Unrealized
                                                                                               Gain (Loss)
                                                                    Additional                on Available
                                                        Common        Paid in      Retained      For-Sale
                                                        Stock         Capital      Earnings     Securities      Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 .......................     $  1,800      $  2,000      $ 18,631       $   517      $ 22,948
Net income .......................................            0             0           762             0           762
Net change in unrealized gain
     (loss on available-for-sale
     securities, net .............................            0             0             0            (7)           (7)
Cash dividends paid ..............................            0             0          (504)            0          (504)
                                                       ----------------------------------------------------------------
Balance, March 31, 1998 ..........................        1,800         2,000        18,889           510        23,199

Net income .......................................            0             0           739             0           739
Net change in unrealized gain
     (loss on available-for-sale
     securities, net .............................            0             0             0            44            44
Cash dividends paid ..............................            0             0          (501)            0          (501)
Reorganization and tender offer:
     Purchase and retirement of 468
         shares of common stock
         tendered for cash .......................          (12)          (13)         (179)            0          (204)
     Exchange of 71,532 shares of
     NATCOM common stock, par
     value $.01, in exchange for 71,532
     shares of National Bank of
     Commerce common stock, par
     value $25 ...................................       (1,787)        1,787             0             0             0
                                                       ----------------------------------------------------------------
Balance, June 30, 1998 ...........................     $      1      $  3,774      $ 18,948       $   554      $ 23,277
                                                       ================================================================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (in 000's of dollars)
(Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                  --------------------
                                                                    1998        1997
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income ...............................................   $  1,501    $  1,539
     Adjustments to reconcile net income to cash
         provided by operating activities:
         Net amortization and accretion of bond
            premiums and discounts ............................         42           2
         Securities (gains) losses ............................          0          14
         Provision for loan losses ............................         30           0
         Net (increase) decrease in loans held for sale .......        190         (54)
         Depreciation .........................................        119         139
         Other ................................................       (220)         66
                                                                  --------------------
            Net cash provided by operating activities .........      1,662       1,706
                                                                  --------------------

Cash Flows from Investing Activities
     Cash flows from available-for-sale securites:
         Sales ................................................      3,354       8,274
         Maturities ...........................................     18,366       1,080
         Purchases ............................................    (22,649)     (5,014)
     Net decrease in federal funds sold .......................      1,184       3,994
     Net increase in loans ....................................     (6,576)     (5,133)
     Purchases of bank premises and equipment .................        (99)        (29)
                                                                  --------------------
            Net cash used in investing activities .............     (6,420)      3,172
                                                                  --------------------

Cash Flows from Financing Activities
     Net increase (decrease) in deposits ......................      8,541      (3,692)
     Net proceeds from short-term borrowings ..................       (350)        613
     Retirement of common stock ...............................       (204)          0
     Cash dividends paid ......................................     (1,005)     (1,008)
                                                                  --------------------
            Net cash provided by (used in) financing activities      6,982      (4,087)
                                                                  --------------------

            Decrease in cash and cash equivalents .............      2,224         791

Cash and cash equivalents:
     Beginning ................................................      7,816       9,294
                                                                  --------------------
     Ending ...................................................   $ 10,040    $ 10,085
                                                                  ====================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies

NATCOM Bancshares, Inc. (the Company) was incorporated under the laws of the state of Wisconsin on January 23, 1998 for the purpose of becoming the bank holding company of National Bank of Commerce in Superior (the Bank) in connection with a reorganization whereby (i) the Bank became a wholly-owned subsidiary of the Company and (ii) shareholders of the Bank became shareholders of the Company. The Company and Bank have received regulatory approval from the Office of the Comptroller of the Currency and the Federal Reserve Bank for the reorganization.
The reorganization was consummated on June 1, 1998.

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

Note 2.  Earnings Per Share

Earnings per share are based on weighted number of shares of common stock outstanding during each period. The number of shares used in the calculation of earnings per share are as follows:

                                                   June 30, 1998   June 30, 1997
                                                   -------------   -------------

Quarter ending ...........................            $71,743          $72,000
Six months ending ........................             71,871           72,000


Note 3.  Regulatory Capital Requirements

At June 30, 1998, the Company meet each of three current minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at June 30, 1998:

                                                       Actual           Required
                                                       ------           --------

Total capital (to risk weighted assets) ......          17.7%             8.0%
Tier I capital (to risk weighted assets) .....          16.6%             4.0%
Tier I capital (to average assets) ...........          12.2%             4.0%

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

Year 2000 Issues: The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, calculate interest accruals, or engage in similar normal business activities.

Based on a recent assessment, the Bank determined that it will be required to upgrade or replace some portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Bank.

Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Bank's financial statements. All mission critical systems are expected to be Year 2000 compliant by December 31, 1998.

Financial Condition: Total assets increased by $8.63 million, or 4.8%, from $179.80 million at December 31, 1997, to $188.43 million at June 30, 1998. The increase was primarily due to an increase in net loans receivable, available-for-sale securities, and cash and cash equivalents, partially offset by a decrease in federal funds sold. Cash and cash equivalents totaled $10.04 million at June 30, 1998, an increase of $2.22 million or 28.5% from December 31, 1997. Federal funds sold decreased $1.18 million or 15.3% from $7.72 million at December 31, 1997 to $6.54 million at June 30, 1998. The available-for-sale securities portfolio increased $0.97 million, or 2.0% from $49.33 million at December 31, 1997 to $50.30 million at June 30, 1998. Net loans receivable increased $6.55 million or 6.0%, from $109.99 million at December 31, 1997 to $116.54 million at June 30, 1998. This increase was due primarily to an increase in residential real estate and commercial lending activity.

Deposits increased by $8.54 million, or 6.3%, from $135.70 million at December 31, 1997, to $144.24 million at June 30, 1998.

Borrowings decreased $0.35 million, or 1.8%, from 19.91 million at December 31, 1997, to $19.56 million at June 30, 1998.

Stockholders' equity increased during the six months ended June 30, 1998 by $0.33 million or 1.4%, from $22.95 million at December 31, 1997, to $23.28 million at June 30, 1998. The increase was primarily a result of net earnings of $1.50 million, partially offset by a $1.01 million dividend paid on common stock and a $0.20 million redemption of common stock.

Net Earnings: Net earnings for the three months ended June 30, 1998, increased $44,000 or 6.3% from the three months ended June 30, 1997, from $695,000 to $739,000, respectively. This increase was primarily the result of an increase in noninterest income, partially offset by an increase in the provision for loan losses and noninterest expense during the period. Net earnings for the six months ended June 30, 1998, decreased $38,000 or 2.5% compared to the six months ended June 30, 1997, from $1.54 million to $1.50 million, respectively. The decrease was primarily due to and increase in noninterest expense and the provision for loan losses, partially offset by an increase in noninterest income.

Net Interest Income: Net interest income increased by $7,000 or 0.4% for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The Company increased its average interest earning assets by $10.72 million or 6.6%, due primarily to the increase in leveraged borrowings, while the net interest margin decreased from 5.0% for the three months ended June 30, 1997 to 4.7% for the three months ended June 30, 1998. Net interest income increased by $36,000 or 0.9% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The Company increased its average interest earning assets by $9.65 million or 5.9%, due primarily to the increase in leveraged borrowings, while the net interest margin decreased from 4.8% for the six months ended June 30, 1997 to 4.6% for the six months ended June 30, 1998

Interest Income: Interest income increased by $106,000 or 3.2% from $3.37 million for the three months ended JUNE 30, 1997 to $3.48 million for the three months ended June 30, 1998. The increase in interest income is primarily a result of a $10.72 million increase in average interest earning assets, partially offset by a 27 basis point decrease in the average yield on interest earning assets between periods. Interest income increased by $221,000 or 3.3% from $6.73 million for the six months ended June 30, 1997 to $6.95 million for the six months ended June 30, 1998. The increase in interest income is primarily a result of a $9.65 million increase in average interest earning assets, partially offset by a 16 basis point decrease in the average yield on interest earning assets between periods.

Interest Expense: Interest expense increased by $99,000 or 7.3% from $1.36 million for the three months ended June 30, 1997 to $1.46 million for the three months ended June 30, 1998. The increase in interest expense is primarily a result of a decrease in the average cost of interest bearing liabilities from 4.0% for the three months ended June 30, 1997 to 4.4% for the three months ended June 30, 1998, partially offset by a $2.98 million decrease in average interest bearing liabilities between periods. Interest expense increased by $185,000 or 6.8% from $2.73 million for the six months ended June 30, 1997 to $2.91 million for the six months ended June 30, 1998. The increase in interest expense is primarily a result of a $1.37 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.1% for the six months ended June 30, 1997 to 4.3% for the six months ended June 30, 1998.

Provision for Loan Losses: The Bank's provision for loan losses increased $15,000 for the three months ended June 30, 1998 over the three months ended June 30, 1997. The Bank's provision for loan losses increased $30,000 for the six months ended June 30, 1998 over the six months ended June 30, 1997. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Noninterest Income: Total noninterest income increased by $94,000 or 70.2% from $134,000 for the three months ended June 30, 1997 to $228,000 for the three months ended June 30, 1998. This increase was primarily due to a $71,000 increase in fees and service charges and a $23,000 increase in other non interest income. Total noninterest income increased by $126,000 or 39.1% from $322,000 for the six months ended June 30, 1997 to $448,000 for the six months ended June 30, 1998. This increase was primarily due to an $82,000 increase in fees and service charges, a $3,000 decrease in net losses on the sale of securities, and a $41,000 increase in other non interest income.

Noninterest Expense: Total noninterest expense increased by $46,000 or 4.1% from $1.13 million for the three months ended June 30, 1997 to $1.18 million for the three months ended June 30, 1998. This increase was primarily for the following reasons: (i) a $78,000 decrease in compensation and employee benefits, due to a change in the timing of recognizing incentive compensation in fiscal 1998 compared to 1997, (ii) a $2,000 decrease in occupancy expense and (iii) a $126,000 increase in various other noninterest expense categories. Total noninterest expense increased by $157,000 or 7.3% from $2.16 million for the six months ended June 30, 1997 to $2.31 million for the six months ended June 30, 1998. This increase was primarily a $166,000 increase in various other noninterest expense categories, partially offset by a $9,000 decrease in occupancy expenses.

Income Tax Expense: Income tax expense decreased by $4,000 or 1.3% from $316,000 for the three months ended June 30, 1997 to $312,000 for the three months ended June 30, 1998. Income tax expense increased by $13,000 or 2.1% from $625,000 for the six months ended June 30, 1997 to $638,000 for the six months ended June 30, 1998.

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

The primary investing activities of the Company are the origination of commercial, residential mortgage and consumer loans and the purchase of securities. During the six months ended June 30, 1998 the Company's loan originations totaled $24.5 million. The Company purchased investment securities during the six months ended June 30, 1998 of $22.65 million.

The primary financing activity of the Company is the attraction of deposits and secured borrowings. During the six months ended June 30, 1998, the Bank experienced a net increase in deposits of $8.54 million.

The Company has utilized retail repurchase agreements as a source of funding. At June 30, 1998, repurchase agreements totaled $11.07 million compared to $16.40 million at December 31, 1997.

The Company has the ability to borrow additional funds from the FHLB of Chicago by pledging additional mortgage loans. At June 30, 1998 the Company had an undrawn borrowing capacity with the FHLB for $14.12 million. At June 30, 1998 the Company had borrowings outstanding from the FHLB of Chicago for $7.00 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio, federal funds borrowing from nonaffiliated financial institutions, and a $1.5 million note option with the U.S. Treasury.

The Company's most liquid assets are cash and cash equivalents and federal funds sold which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $10.04 million and federal funds sold totaled $6.54 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1998 the Company had commitments to extend credit of $32.67 million. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1998 totaled $41.27 million. Management believes that a significant portion of such deposits will remain with the Company.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

OTHER INFORMATION
Item 5


At a Special Meeting of the shareholders of National Bank of Commerce in Superior ("Bank") held on May 11, 1998, the shareholders approved the Agreement and Plan of Merger dated as of January 27, 1998 ("Merger Agreement") by and among NATCOM Bancshares, Inc. ("Holding Company"), the Bank and National Interim Bank of Commerce in Superior whereby (i) National Bank of Commerce in Superior, as the national bank resulting from the merger under the Merger Agreement, became a wholly-owned subsidiary of the Holding Company and (ii) shareholders of the Bank became shareholders of the Holding Company. Of the 72,000 outstanding shares of common stock of the Bank (which is the only capital stock of the Bank), 60,773 shares were voted in favor of, 664 shares were voted against, and 680 shares abstained from voting on, the Merger. There were no broker non-votes. The merger became effective on June 1, 1998.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K
Item 6


(a)      Exhibits

         (27)  Financial Data Schedule for the period ended June 30, 1998

(b)      Reports on Form 8-K

         None.

                    NATCOM BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCOM Bancshares, Inc.



/s/ Daniel N. Wallin
--------------------
Daniel N. Wallin
President

Dated this 14th day of August, 1998.