Form 10-Q
period 1998-09-30
NATCOM BANCSHARES INC
filed 1998-11-16
CIK 1056669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    Form 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

                             NATCOM BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements:
               Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
               Consolidated Statements of Income
                    Three Months Ended September 30, 1998 and 1997
               Consolidated Statements of Income
                    Nine Months Ended September 30, 1998 and 1997
               Consolidated Statement of Stockholders' Equity
                    Nine Months Ended September 30, 1998
               Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997
               Notes to Consolidated Financial Statements

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

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS ( in 000's of dollars)
(Unaudited)

                                                                  September 30, December 31,
                                                                     1998         1997
--------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ......................................   $  8,888     $  7,816
Federal funds sold .............................................     12,000        7,720
Available-for-sale securities ..................................     53,088       49,325
Loans held for sale ............................................        112          325
Loans, less allowance for loan losses of
     1998 $1,492; 1997 $1,493 ..................................    115,141      109,989
Premises and equipment, net ....................................      1,809        1,786
Other real estate and personal property owned ..................        925          971
Accrued interest receivable and other assets ...................      2,170        1,863
                                                                   ---------------------
                                                                   $194,133     $179,795
                                                                   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
         Noninterest-bearing ...................................   $ 26,515     $ 22,981
         Interest-bearing ......................................    121,683      112,722
                                                                   ---------------------
            Total deposits .....................................    148,198      135,703

     Short-term borrowings .....................................     20,880       19,913
     Accrued interest payable and other liabilities ............      1,098        1,231
                                                                   ---------------------
            Total liabilities ..................................    170,176      156,847
                                                                   ---------------------

Commitments, Contingencies, and Credit Risk

Stockholders' Equity
     Common stock, $0.01 par value; 1,000,000 shares authorized;
         issued 1998 11,532 shares, 1997 72,000 shares .........          1            1
     Additional paid-in capital ................................      3,774        3,799
     Retained earnings .........................................     19,402       18,631
     Accumulated other comprehensive income, unrealized gain on
         available-for-sale securities, net ....................        780          517
                                                                   ---------------------
            Total stockholders' equity .........................     23,957       22,948
                                                                   ---------------------
                                                                   $194,133     $179,795
                                                                   =====================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (in 000's of dollars)
(Unaudited)


                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        ----------------------------------------
                                          1998       1997       1998       1997
--------------------------------------------------------------------------------

Interest Income
     Loans ..........................  $  2,722   $  2,575   $  8,044  $  7,705
     Securities .....................       726        769      2,111     2,322
     Federal funds sold and other ...       197         66        436       108
                                       ----------------------------------------
                                          3,645      3,410     10,591    10,135
                                       ----------------------------------------
Interest Expense
     Deposits .......................     1,246      1,217      3,699     3,625
     Short-term borrowings ..........       286        170        745       489
                                       ----------------------------------------
                                          1,532      1,387      4,444     4,114
                                       ----------------------------------------
         Net interest income ........     2,113      2,023      6,147     6,021
Provision for Loan Losses ...........        15         --         45        --
                                       ----------------------------------------
         Net interest income after
            provision for loan losses     2,098      2,023      6,102     6,021
                                       ----------------------------------------

Other Income
     Service charges and other fees .       189        159        540       428
     Securities losses, net .........        --         --         --        (3)
     Other income ...................        40         73        137       129
                                       ----------------------------------------
                                            229        232        677       554
                                       ----------------------------------------

Other Expenses
     Salaries and employee benefits .       651        649      1,951     1,949
     Occupancy expenses .............       129        134        387       401
     Other expenses .................       305        335      1,060       923
                                       ----------------------------------------
                                          1,085      1,118      3,398     3,273
                                       ----------------------------------------
         Income before income taxes .     1,242      1,137      3,381     3,302
Income Tax Expense ..................       287        312        925       937
                                       ----------------------------------------
         Net income .................  $    955   $    825   $  2,456  $  2,364
                                       ========================================
Weighted average shares
     outstanding ....................    71,532     72,000     71,792    72,000
                                       ========================================

Earnings per common share ...........  $  13.35   $  11.46   $  34.21  $  32.85
                                       ========================================

Dividends per common share ..........  $   7.00   $   7.00   $  21.00  $  21.00
                                       ========================================

Comprehensive income ................  $  1,180   $    930   $  2,719  $  2,516
                                       ========================================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in 000's of dollars) Nine Months Ended September 30, 1998
(Unaudited)

                                                                                                                Unrealized
                                                                                                               Gain (Loss)
                                                                                         Additional           on Available-
                                                                                Common    Paid in    Retained    For-Sale
                                                                                Stock     Capital    Earnings   Securities   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ..................................................   $1,800    $  2,000   $18,631    $    517    $22,948
     Net income .............................................................       --          --       762         --         762
     Net change in unrealized gain
         (loss) on available-for-sale
         securities, net ....................................................       --          --        --         (7)         (7)
     Cash dividends paid ....................................................       --          --      (504)        --        (504)
                                                                               ----------------------------------------------------
Balance, March 31, 1998 .....................................................    1,800       2,000    18,889        510      23,199
     Net income .............................................................       --          --       739         --         739
     Net change in unrealized gain
         (loss on available-for-sale
         securities, net ....................................................       --          --        --         44          44
     Cash dividends paid ....................................................       --          --      (501)        --        (501)
     Reorganization and tender offer:
         Purchase and retirement of 468
            shares of common stock
            tendered for cash ...............................................      (12)        (13)     (179)        --        (204)
         Exchange of 71,532 shares of
            NATCOM common  stock,  par value $.01, in exchange for 71,532 shares of National Bank of Commerce common
            stock par value $25 .............................................   (1,787)      1,787        --         --          --
                                                                               ----------------------------------------------------
Balance, June 30, 1998 ......................................................        1       3,774    18,948        554      23,277
     Net income .............................................................       --          --       955         --         955
     Net change in unrealized gain
         (loss) on available-for-sale
         securities, net ....................................................       --          --        --        226         226
     Cash dividends paid ....................................................       --          --      (501)        --        (501)
                                                                               ----------------------------------------------------
Balance, September 30, 1998 .................................................  $     1    $  3,774   $19,402    $   780    $ 23,957
                                                                               ====================================================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (in 000's of dollars)
(Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                         --------------------
                                                                           1998        1997
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income ......................................................   $  2,456    $  2,365
     Adjustments to reconcile net income to cash provided by
         by operating activities:
         Net amortization and accretion of bond premiums and discounts         54          15
         Securities (gains) losses - unrealized gains before taxes ...         --           3
         Provision for loan losses ...................................         45          --
         Net decrease in loans held for sale .........................        213         126
         Depreciation ................................................        178         206
         Other .......................................................       (726)        159
                                                                         --------------------
            Net cash provided by operating activities ................      2,220       2,874
                                                                         --------------------

Cash Flows  from  Investing Activities:
   Cash flows from available-for-sale securities:
         Sales .......................................................      8,354      11,072
         Maturities ..................................................     20,808       1,430
         Purchases ...................................................    (32,419)    (10,949)
     Net increase (decrease) in federal funds sold ...................     (4,280)      3,200
     Net increase in loans ...........................................     (5,197)       (302)
     Proceeds from sale of other real estate and personal property ...         46          --
     Purchases of bank premises and equipment ........................       (200)        (44)
                                                                         --------------------
            Net cash provided by (used in) investing activities ......    (12,888)      4,407
                                                                         --------------------

Cash Flows from Financing Activities
     Net increase (decrease) in deposits .............................     12,495      (7,039)
     Net proceeds from short-term borrowings .........................        967       2,501
     Retirement of common stock ......................................       (204)         --
     Cash dividends paid .............................................     (1,506)     (1,512)
                                                                         --------------------
            Net cash provided by (used in) financing activities ......     11,752      (6,050)
                                                                         --------------------

            Increase in cash and cash equivalents ....................      1,084       1,231

Cash and cash equivalents:
     Beginning .......................................................      7,804       9,294
                                                                         --------------------
     Ending ..........................................................   $  8,888    $ 10,525
                                                                         ====================

See Notes to Consolidated Financial Statements

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998



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

Note 2. Earnings Per Share

Earnings per share are based on weighted number of shares of common stock outstanding during each period. The number of shares used in the calculation of earnings per share are as follows:

                                                            September 30,
                                                      --------------------------
                                                        1998               1997
                                                      --------------------------

Quarter ending ...........................            $71,532            $72,000
Nine months ending .......................             71,792             72,000


Note 3.  Regulatory Capital Requirements

At September 30, 1998, the Company met each of three current minimum regulatory capital requirements. The following table summarizes the Company's regulatory capital position at September 30, 1998:

                                                            Actual      Required
                                                            --------------------
Total capital (to risk weighted assets) ...............      19.2%        8.0%
Tier I capital (to risk weighted assets) ..............      18.0%        4.0%
Tier I capital (to average assets) ....................      11.9%        4.0%

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

In 1997 the Company adopted a policy and appointed a committee to actively manage its Y2K planning, allocation and monitoring efforts, including measurement of internal and external risks. The policy established a process which included the following: problem assessment, identify risk, accountability, scheduling, strategic planning, allocation of resources, internal communication, vendor certifications, contingency planning, third party risk assessment and communication and internal reporting.

The Company has identified its core processing applications as mission critical. Upgrades to the Company's core processing system including a new teller system were completed in September 1998. testing of the core processing system began in September 1998. Contingency planning is under development and is expected to include service bureaus who provide core processing capabilities.
Testing of non-critical systems will be completed by June 30, 1999.

The Company has contacted each major loan customer and is in the process of completing due diligence inquiries regarding the customer's Y2K risks and efforts. Customers classified as high risk will be closely monitored to verify Y2K preparedness. The Company has contacted its major third party venders who have stated that they intend to be Y2K compliant by 2000.

The Company believes is will cost approximately $223,000 to upgrade its core processing system and make other necessary changes. This estimate does not include any amount for the many staff hours that have been and will be required to complete this process.

The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

Financial Condition: Total assets increased by $14.34 million, or 8.0%, from $179.80 million at December 31, 1997, to $194.13 million at September 30, 1998. The increase was primarily due to an increase in net loans receivable, available-for-sale securities, federal funds sold, and cash and cash equivalents. Cash and cash equivalents totaled $8.89 million at September 30, 1998, an increase of $1.07 million or 13.7% from December 31, 1997. Federal funds sold increased $4.28 million or 55.4% from $7.72 million at December 31, 1997 to $12.0 million at September 30, 1998. The available-for-sale securities portfolio increased $3.76 million, or 7.6% from $49.33 million at December 31, 1997 to $53.01 million at September 30, 1998. Net loans receivable increased $5.15 million or 4.7%, from $109.99 million at December 31, 1997 to $115.14 million at September 30, 1998. This increase was due primarily to an increase in commercial and commercial real estate lending activity.

Deposits increased by $12.50 million, or 9.2%, from $135.70 million at December 31, 1997, to $148.20 million at September 30, 1998. The increase was due primarily to an increase in money market accounts and business checking accounts.

Borrowings increased $0.97 million, or 4.86%, from 19.91 million at December 31, 1997, to $20.88 million at September 30, 1998.

Stockholders' equity increased during the nine months ended September 30, 1998 by $1.01 million or 4.4%, from $22.95 million at December 31, 1997, to $23.96 million at September 30, 1998. The increase was primarily a result of net earnings of $2.46 million and a net increase in the unrealized gain on available for sale securities of $0.26 million, partially offset by a $1.51 million dividend paid on common stock and a $0.20 million redemption of common stock.

Net Earnings: Net earnings for the three months ended September 30, 1998, increased $130,000 or 15.8% from the three months ended September 30, 1997, from $825,000 to $955,000, respectively. This increase was primarily the result of an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in the provision for loan losses during the period. Net earnings for the nine months ended September 30, 1998, increased $91,000 or 3.9% compared to the nine months ended September 30, 1997, from $2.37 million to $2.46 million, respectively. The increase was primarily due to and increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and noninterest expense.

Net Interest Income: Net interest income increased by $90,000 or 4.5% for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The Company increased its average interest earning assets by $17.35 million or 10.5%, due primarily to increased loan demand and an increased use of leveraged borrowings, while the net interest margin decreased from 4.9% for the three months ended September 30, 1997 to 4.6% for the three months ended September 30, 1998. Net interest income increased by $126,000 or 2.1% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The Company increased its average interest earning assets by $12.24 million or 7.4%, due primarily to increased loan demand and an increased use of leveraged borrowings, while the net interest margin decreased from 4.9% for the nine months ended September 30, 1997 to 4.7% for the nine months ended September 30, 1998

Interest Income: Interest income increased by $235,000 or 6.9% from $3.41 million for the three months ended September 30, 1997 to $3.65 million for the three months ended September 30, 1998. The increase in interest income is primarily a result of a $17.35 million increase in average interest earning assets, partially offset by a 35 basis point decrease in the average yield on interest earning assets between periods. Interest income increased by $456,000 or 4.5% from $10.14 million for the nine months ended September 30, 1997 to $10.59 million for the nine months ended September 30, 1998. The increase in interest income is primarily a result of a $12.24 million increase in average interest earning assets, partially offset by a 26 basis point decrease in the average yield on interest earning assets between periods.

Interest Expense: Interest expense increased by $145,000 or 10.5% from $1.39 million for the three months ended September 30, 1997 to $1.53 million for the three months ended September 30, 1998. The increase in interest expense is primarily a result of an increase in the average cost of interest bearing liabilities from 4.2% for the three months ended September 30, 1997 to 4.3% for the three months ended September 30, 1998, and a $11.31 million increase in average interest bearing liabilities between periods. Interest expense increased by $330,000 or 8.0% from $4.11 million for the nine months ended September 30, 1997 to $4.44 million for the nine months ended September 30, 1998. The increase in interest expense is primarily a result of a $4.72 million increase in average interest bearing liabilities along with an 18 basis point increase in the average cost of interest bearing liabilities from 4.1% for the nine months ended September 30, 1997 to 4.3% for the nine months ended September 30, 1998.

Provision for Loan Losses: The Bank's provision for loan losses increased $15,000 for the three months ended September 30, 1998 over the three months ended September 30, 1997. The Bank's provision for loan losses increased $45,000 for the nine months ended September 30, 1998 over the nine months ended September 30, 1997. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Noninterest Income: Total noninterest income decreased by $3,000 or 1.3% from $232,000 for the three months ended September 30, 1997 to $229,000 for the three months ended September 30, 1998. This decrease was primarily due to a $33,000 decrease in other noninterest income, partially offset by a $30,000 increase in fees and service charges. Total noninterest income increased by $123,000 or 22.2% from $554,000 for the nine months ended September 30, 1997 to $677,000 for the nine months ended September 30, 1998. This increase was primarily due to an $112,000 increase in fees and service charges, a $3,000 decrease in net losses on the sale of securities, and an $8,000 increase in other non interest income. Noninterest Expense: Total noninterest expense decreased by $33,000 or 3.0% from $1.12 million for the three months ended September 30, 1997 to $1.09 million for the three months ended September 30, 1998. This decrease was primarily for the following reasons: (i) a $2,000 increase in compensation and employee benefits,
(ii) a $5,000 decrease in occupancy expense and (iii) a $30,000 net decrease in various other noninterest expense categories. Total noninterest expense increased by $124,000 or 3.8% from $3.27 million for the nine months ended September 30, 1997 to $3.40 million for the nine months ended September 30, 1998. This increase was primarily a $136,000 increase in various other noninterest expense categories, partially offset by a $14,000 decrease in occupancy expenses.

Income Tax Expense: Income tax expense decreased by $25,000 or 8.0% from $312,000 for the three months ended September 30, 1997 to $287,000 for the three months ended September 30, 1998. Income tax expense increased by $12,000 or 1.3% from $937,000 for the nine months ended September 30, 1997 to $925,000 for the nine months ended September 30, 1998.

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

The primary investing activities of the Company are the origination of commercial, residential mortgage and consumer loans and the purchase of securities. During the nine months ended September 30, 1998 the Company's loan originations totaled $38.70 million. The Company purchased investment securities during the nine months ended September 30, 1998 of $32.42 million.

The primary financing activity of the Company is the attraction of deposits and secured borrowings. During the nine months ended September 30, 1998, the Bank experienced a net increase in deposits of $12.50 million.

The Company has utilized retail repurchase agreements as a source of funding. At September 30, 1998, repurchase agreements totaled $13.32 million compared to $16.40 million at December 31, 1997.

The Company has the ability to borrow additional funds from the FHLB of Chicago by pledging additional mortgage loans. At September 30, 1998 the Company had an undrawn borrowing capacity with the FHLB for $40.17 million. At September 30, 1998 the Company had borrowings outstanding from the FHLB of Chicago for $6.95 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio, federal funds borrowing from nonaffiliated financial institutions, and a $1.5 million note option with the U.S. Treasury.

The Company's most liquid assets are cash and cash equivalents and federal funds sold which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $8.89 million and federal funds sold totaled $12.00 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1998 the Company had commitments to extend credit of $35.77 million. Certificates of deposits which are scheduled to mature in one year or less at September 30, 1998 totaled $40.17 million. Management believes that a significant portion of such deposits will remain with the Company.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K
Item 6



(a)      Exhibits

         (27)  Financial Data Schedule for the period ended September 30, 1998

(b)      Reports on Form 8-K

         None.

NATCOM BANCSHARES, INC. AND SUBSIDIARIES



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCOM Bancshares, Inc.


\S\ DANIEL N. WALLIN
-------------------------------------
Daniel N. Wallin
President

Dated this 16th day of November, 1998.